Form 10-K
period 2006-12-31
STRATS SM TRUST FOR BOEING SEC SER 2004 1
filed 2007-03-30
CIK 1277388

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

                   For the fiscal year ended December 31, 2006

                                       or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                Commission File Numbers: 333-70808-01, 001-32031

                     Synthetic Fixed-Income Securities, Inc.

                                  on behalf of:

              STRATS(SM) Trust For Boeing Securities, Series 2004-1
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      52-2316339
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


301 South College, Charlotte, North Carolina                       28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of Registered exchange on which registered
-------------------              -----------------------------------------------

STRATS(SM) Certificates,         New York Stock Exchange ("NYSE")
Series 2004-1, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                               Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                               Yes [_]  No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]  No [_]

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

Large accelerated filer [_]  Accelerated filer [_]   Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                        Yes [_]  No [X]

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

      Not Applicable

Item 3. Legal Proceedings.
-------------------------

      None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

      None


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------------------------------------------------------------------------------

      The Class-A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

      Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

      Not Applicable

Item 11. Executive Compensation.
-------------------------------

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
---------------------------------------------------------------------------

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

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Boeing Securities, Series 2004-1 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


----------------------------------------------------- ------------------ ----------
                     Trust Description                 Distribution Date  Filed on
----------------------------------------------------- ------------------ ----------
STRATS(SM) Trust For Boeing Securities, Series 2004-1      02-15-2006    02-23-2006
                                                           08-15-2006    08-21-2006
----------------------------------------------------- ------------------ ----------

            2.    None

            3.    Exhibits:

                  31.1 - Certification by Director of the registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By: /s/ Jimmy Whang
                                           -------------------------------------
                                       Name:  Jimmy Whang
                                       Title: Director


Dated:  March 30, 2007


                                  EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                                                         Exhibit Number
 per Item 601 of                 Description of Exhibits                     in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted            31.1
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on February
      (99.3)        23, 2006, as further described in Item 15(a)(1)           99.3
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on August
      (99.4)        21, 2006, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------