Form 10-K
period 2007-12-31
STRATS SM TRUST FOR BOEING SEC SER 2004 1
filed 2008-03-28
CIK 1277388

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

       For the fiscal year ended December 31, 2007

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                Commission File Numbers: 333-70808-01, 001-32031

                     Synthetic Fixed-Income Securities, Inc.

                                  on behalf of:

              STRATS(SM) Trust For Boeing Securities, Series 2004-1
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            52-2316339
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                    No.)


  301 South College, Charlotte, North Carolina                   28288
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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


                                     PART I

Item 1. Business.

        Not Applicable

Item 1A. Risk Factors.

        Not Applicable

Item 1B. Unresolved Staff Comments.

        Not Applicable

Item 2. Properties.

        Not Applicable

Item 3. Legal Proceedings.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

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

Item 6. Selected Financial Data.

        Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable

Item 8. Financial Statements and Supplementary Data.

        Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A.  Controls and Procedures.

        Not Applicable

Item 9B. Other Information.

        None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        Not Applicable

Item 11. Executive Compensation.

        Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

        Not Applicable

Item 13. Certain Relationships and Related Transactions.

        None

Item 14. Principal Accounting Fees and Services.

        Not Applicable


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

        (a)   The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Boeing Securities, Series 2004-1 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                   Trust Description         Distribution Date          Filed on
--------------------------------------------------------------------------------

STRATS(SM) Trust For Boeing Securities,      02-15-2007               02-23-2007
Series 2004-1                                08-15-2007               08-23-2007

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.



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

                                      Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                      By:  /s/ Jimmy Whang
                                           -------------------------------------
                                           Name: Jimmy Whang
                                           Title: Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                                 Exhibit Number
 per Item 601 of                  Description of Exhibits             in this
  Regulation SK                                                     Form 10-K
--------------------------------------------------------------------------------
                   Certification by Director of the registrant
    (31.1)         pursuant to 15 U.S.C. Section 7241, as adopted         31.1
                   pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.
--------------------------------------------------------------------------------
                   Annual Compliance Report by Trustee pursuant to 15
    (99.1)         U.S.C. Section 7241, as adopted pursuant to            99.1
                   Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    (99.2)         Report of Aston Bell, CPA.                             99.2
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on February
    (99.3)         23, 2007, as further described in Item 15(a)(1)        99.3
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on August
    (99.4)          23, 2007, as further described in Item 15(a)(1)       99.4
                    above, is incorporated herein by reference.
--------------------------------------------------------------------------------